Form 10-K
period 2007-12-31
IndyMac INDX Mortgage Loan Trust 2007-AR5
filed 2008-03-28
CIK 1391721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period to __________ from _______________

          Commission file number of Issuing Entity: 333-132042-63

                   IndyMac INDX Mortgage Loan Trust 2007-AR5
          (Exact name of Issuing Entity as specified in its Charter)

          Commission file number of Depositor: 333-132042

                             IndyMac MBS, Inc.
           (Exact name of Registrant as specified in its Charter)

                            IndyMac Bank, F.S.B
             (Exact name of Sponsor as specified in its Charter)

                    Delaware                                95-4791925
           (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification Number)


          155 North Lake Avenue
          Pasadena, California                           91101
 (Address of principal executive offices)              (Zip Code)

            Registrant's telephone number, including area code:
                               (800) 669-2300

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
     126,344,629.59 this Form 10-K.         [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
     (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]
      Smaller reporting company [  ]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     PART I

     ITEM 1.  Business.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 1A.  Risk Factors.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 1B.  Unresolved Staff Comments.

     Not Applicable.

     ITEM 2.  Properties.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 3.  Legal Proceedings.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Omitted in accordance with General Instruction J to Form 10-K.

                                     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 6.  Selected Financial Data.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 8.  Financial Statements and Supplementary Data.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 9A.  Controls and Procedures.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

                                     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 11.  Executive Compensation.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 14.  Principal Accounting Fees and Services.

     Omitted in accordance with General Instruction J to Form 10-K.

              ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

     Item 1112(b) of Regulation AB. Significant Obligor Financial Information.

     None

     Item 1114(b)(2) of Regulation AB. Financial Information of Significant Enhancement Providers.

     None.

     Item 1115(b) of Regulation AB. Financial Information of Certain Entities Providing Derivative Instruments.

     None.

     Item 1117 of Regulation AB. Legal Proceedings.

     None.

     Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

     The Depositor is a wholly-owned subsidiary of the Sponsor. The Sponsor is a Regulation AB Item 1108 servicer. The Trustee, Deutsche Bank National Trust Company, is a Regulation AB Item 1109 trustee.
     The Sponsor, the Depositor, the Issuing Entity, the Seller and the Servicer are affiliated parties. There are no other affiliated parties. There are currently no business relationships, agreements, arrangements, transactions or understandings between (a) the Sponsor, the Company or the Issuing Entity and (b) the Trustee or any of its affiliates, that were entered into outside the normal course of business or that contain terms other than would be obtained in an arm's length transaction with an unrelated third party and that are material to an investor's understanding of the Certificates. No such business relationship, agreement, arrangement, transaction or understanding has existed during the past two years.

     Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria. See Item 15, Exhibits 33.1, 33.2, 33.3, 34.1, 34.2 and 34.3.

     Item 1123 of Regulation AB. Servicer Compliance Statement.
     See Item 15, Exhibit 35.1.

                                     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) Not Applicable.

         (2) Not Applicable.

         (3) The exhibits filed in response to item 601 of Regulation S-K are listed in the Exhibit Index.

     (b) See (a)(3) above.

     (c) Not Applicable.





                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               By: INDYMAC MBS, INC.,
                                     as Depositor


                                      By:  /s/ Blair Abernathy
                                           Name: Blair Abernathy
                                           Title: Executive Vice President
                                           (Senior Officer in Charge of
                                           Securitization of the Depositor)






     Date: March 28, 2008

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS THAT HAVE NOT REGISTERED SECURITIES PURSUANT
TO SECTION 12 OF THE ACT.

     No annual report, proxy statement, form of proxy, or other proxy soliciting material with respect to the Issuing Entity or Depositor has been, or will be, sent to the security holders.

     EXHIBIT INDEX

     Exhibit Document

      3(i) Registrant's Certificate of Incorporation (Filed as Exhibit
           3.1 to Registration Statement on Form S-3 IndyMac MBS, Inc. File No. 333-82831, CIK 1090295).*

     3(ii) Registrant's By-laws (Filed as Exhibit 3.2 to Registration
           Statement on Form S-3 IndyMac MBS, Inc. File No. 333-82831, CIK 1090295).*

      4.1 Pooling and Servicing Agreement (Filed as part of the Current Report on Form 8-K filed on April 13, 2007 under the Commission file number of the Issuing Entity).*

      31 Section 302 Certification.

      33.1 IndyMac Bank, F.S.B.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

      33.2 Newport Management Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2007.

      33.3 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2007.

      34.1 IndyMac Bank, F.S.B.'s Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End
           December 31, 2007.

      34.2 Newport Management Corporation's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007.

      34.3 Deutsche Bank National Trust Company's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007.

      35.1 IndyMac Bank, F.S.B.'s Annual Statement of Compliance for Year End December 31, 2007 pursuant to Item 1123 of Regulation AB.
___________________________________
* Incorporated herein by reference.